Form 10-Q
period 2023-03-31
Ambrx Biopharma Inc.
filed 2023-05-11
CIK 1836056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40505

Ambrx Biopharma Inc.

(Exact Name of Registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10975 North Torrey Pines Road La Jolla, California, United States	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 875-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares (ADSs), each representing seven ordinary shares, par value $0.0001 per ordinary share	AMAM	Nasdaq Global Select Market
Ordinary shares, par value $0.0001 per share*		Nasdaq Global Select Market*
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

The number of shares of registrant’s ordinary shares outstanding as of May 8, 2023, was 386,606,014.

AMBRX BIOPHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

i

SUMMARY OF RISK FACTORS

Investing in our shares involves numerous risks, including the risks described in “Item 1A. Risk Factors” of this Quarterly Report. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of USD, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,584	$55,610
Restricted Cash	665	831
Marketable debt securities, available-for-sale	7,940	28,873
Accounts receivable, net	62	376
Prepaid expenses and other current assets	4,691	4,893
Total current assets	162,942	90,583
Marketable debt securities, available-for-sale, net of current portion	8,798	16,793
Property and equipment, net	2,889	3,044
Right-of-use assets, net	10,511	10,968
Intangible assets, net	25,093	25,250
Other long-term assets	380	339
Total assets	$210,613	$146,977
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,107	$3,205
Accrued liabilities	6,782	11,314
Operating lease liabilities, current portion	1,793	1,734
Deferred revenue, current portion	407	407
Total current liabilities	16,089	16,660
Operating lease liabilities, net of current portion	9,710	10,245
Deferred tax liabilities	880	880
Deferred revenue, net of current portion	1,342	1,342
Total liabilities	28,021	29,127
Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY
Ordinary Shares, par value $0.0001; 600,000,000 and 500,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 386,486,014 and 270,455,232 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	39	27
Additional paid-in capital	490,459	410,753
Accumulated other comprehensive loss	(976)	(1,302)
Accumulated deficit	(306,930)	(291,628)
Total shareholders' equity	182,592	117,850
Total liabilities and shareholders' equity	$210,613	$146,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands of USD, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$24	$1,613
Operating expenses:
Research and development	9,750	14,704
General and administrative	6,306	4,570
Impairment of intangible assets	—	2,465
Total operating expenses	16,056	21,739
Loss from operations	(16,032)	(20,126)
Other income (expense), net:
Investment income, net	551	—
Interest income (expense), net	190	(954)
Other income, net	62	20
Total other income (expense), net	803	(934)
Loss before income taxes	(15,229)	(21,060)
Provision for income taxes	(73)	(1,587)
Net loss	(15,302)	(22,647)
Net loss per share—basic and diluted	(0.05)	(0.08)
Weighted-average ordinary shares used to compute net loss per share —basic and diluted	314,969,897	270,124,173
Other comprehensive loss, net of tax:
Net loss	$(15,302)	$(22,647)
Other comprehensive income (loss), net of tax:
Changes in comprehensive loss before reclassifications	(26)	—
Amounts reclassified from accumulated other comprehensive loss	352	—
Total other comprehensive income	326	—
Comprehensive loss	(14,976)	(22,647)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

(in thousands of USD, except share data)

	For the Three Months Ended March 31, 2023
				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at December 31, 2022	270,455,232	$27	$410,753	$(1,302)	$(291,628)	$117,850
Share-based compensation	—	—	1,938	—	—	1,938
Issuance of ordinary shares for cash, net of issuance costs	116,030,782	12	77,768	—	—	77,780
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	326	—	326
Net loss	—	—	—	—	(15,302)	(15,302)
Balance at March 31, 2023	386,486,014	$39	$490,459	$(976)	$(306,930)	$182,592

	For the Three Months Ended March 31, 2022
				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at December 31, 2021	270,120,548	$27	$404,362	$(790)	$(213,632)	$189,967
Share-based compensation	—	—	1,650	—	—	1,650
Issuance of ordinary shares for cash	6,398	—	7	—	—	7
Net loss	—	—	—	—	(22,647)	(22,647)
Balance at March 31, 2022	270,126,946	$27	$406,019	$(790)	$(236,279)	$168,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of USD)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,302)	$(22,647)
Noncash adjustments reconciling net loss to net cash used in operating activities:
Loss on impairment of intangible assets	—	2,465
Share-based compensation expense	1,938	1,650
Noncash lease expense	712	683
Amortization of intangible assets	157	368
Depreciation and amortization	208	190
Accretion/amortization of investment securities, net	(299)	—
Loss on disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	314	(237)
Prepaid and other current assets and other long-term assets	159	(1,358)
Accounts payable	3,886	(920)
Accrued liabilities	(4,010)	(4,368)
Deferred revenue	—	(893)
Operating lease liabilities	(731)	(597)
Net cash used in operating activities	(12,967)	(25,664)
Cash flows from investing activities:
Purchases of marketable debt securities, available-for-sale	(40,645)	—
Sales of marketable debt securities, available-for-sale	50,799	—
Maturities of marketable debt securities, available-for-sale	19,400	—
Purchases of property and equipment	—	(774)
Net cash provided by (used in) investing activities	29,554	(774)
Cash flows from financing activities:
Proceeds from short-term bridge loan	—	166,000
Repayment of short-term bridge loan	—	(166,000)
Payments of directors and officers insurance premium financing agreement	(559)	—
Proceeds from issuance of ordinary shares, net of issuance costs	77,780	7
Payments of costs for the issuance of ordinary shares	—	(13)
Net cash provided by (used in) financing activities	77,221	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	93,808	(26,444)
Cash, cash equivalents and restricted cash, beginning of period	56,441	170,906
Cash, cash equivalents and restricted cash, end of period	$150,249	$144,462
Supplemental information:
Cash paid for interest	$—	$963
Cash paid for income taxes	$—	$1
Noncash investment and financing activities:
Property and equipment costs in accounts payable and accrued liabilities	$545	$369

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA INC.

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Ambrx commenced its operations in the United States in January 2003 when Ambrx Inc. (Ambrx US), was incorporated in Delaware. In May 2015, Ambrx incorporated under the laws of the Cayman Islands and has become the ultimate holding company (Ambrx Cayman) through a series of transactions. As of the date of these condensed consolidated financial statements, the Company owned 100% of Shanghai Ambrx Biopharma Company Limited (Ambrx Shanghai) and Biolaxy Pharmaceutical Hong Kong Limited, a company incorporated in Hong Kong (Ambrx HK). Ambrx HK owned 100% of Ambrx US, and Ambrx US owned 100% of Ambrx Australia Pty Limited, a company incorporated in Australia (Ambrx AU). Ambrx US is based in San Diego, California.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating currency is the U.S. dollar.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (the SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, its results of operations, equity activities and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2023 (the Annual Report). The results for the three months ended March 31, 2023, are not necessarily indicative of the results expected for the full fiscal year or any other future interim or annual period.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its incorporation in 2015 and had an accumulated deficit of $306.9 million as of March 31, 2023. As of March 31, 2023, the Company had cash, cash equivalents and marketable debt securities, available-for-sale (MDS) of $166.3 million, of which $8.8 million are non-current MDS. Management believes its existing financial resources are sufficient to continue operating activities for at least 12 months past the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development (R&D) activities and market acceptance of the Company’s products, if approved.

Until such time the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through public or private equity or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. However, the Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, the Company may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise choose. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic and geopolitical conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including from the COVID-19 pandemic and related variants, the ongoing conflict between Ukraine and Russia and recent disruption in access to bank deposits and lending commitments due to bank failures.

2.
Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the notes to the audited consolidated financial statements of the Company as of and for the years ended December 31, 2022 and 2021 contained in the Annual Report.

Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of share-based awards, MDS, and other fair value measurements, the discount rate used in estimating the present value of the right-of-use (ROU) assets and lease liabilities, the useful lives of property and equipment and intangible assets, the recoverability of long-lived assets, clinical trial accruals, periods over which revenue should be recognized, deferred income taxes and related valuation allowances, and the assessment of the Company’s ability to fund its operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Due to the recent disruption in access to bank deposits and lending commitments due to bank failures, the COVID-19 pandemic and macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2023. While there was no material impact to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2023, these estimates may change, as new events occur and additional information is obtained, which could materially impact the Company’s condensed consolidated financial statements in future reporting periods.

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

The Company attempts to minimize credit risk associated with its cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions. The Company’s investment portfolio is maintained in accordance with its investment policy, which is designed to preserve capital, safeguard funds and limit exposure to risk. While the Company maintains cash deposits in Federal Deposit Insurance Corporation insured financial institutions in excess of federally insured limits, it does not believe that it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has not experienced any losses on such accounts.

During the three months ended March 31, 2023, revenues from the Company’s top two customers represented 75.0% and 25.0% of total revenues, respectively. During the three months ended March 31, 2022, revenues from the Company’s top three customers represented 75.6%, 13.8% and 10.5% of total revenues, respectively.

As of March 31, 2023, billed accounts receivable for two customers represented 73.4% and 17.9% of total billed receivables, respectively. As of March 31, 2022, billed accounts receivable for two customers represented 57.8% and 40.3% of total billed receivables, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts, money market funds and other MDS with original maturities of three months or less.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$149,584	$143,631
Restricted cash	665	831
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$150,249	$144,462

As of March 31, 2023 and 2022, the Company’s restricted cash consists of cash related to the Company’s clinical trials.

Accounts Receivable, Net

Accounts receivable, net, are recorded net of any allowance for current expected credit losses measured based on historical experience, current conditions, and reasonable and supportable forecasts. As of March 31, 2023 and December 31, 2022, the Company has determined an allowance for expected credit losses is not material.

Intangible Assets, Net

The Company records its intangible assets based on their fair values at the date of acquisition. The Company’s finite lived intangible assets related to acquired technologies has estimated remaining useful lives between 2.8 to 11.8 years as of March 31, 2023, and three to 12 years as of December 31, 2022. Amortization expense for the Company’s finite lived intangible assets is charged to research and development expense in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the assets’ estimated useful lives.

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

While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes future cash flows to be generated by its remaining long-lived assets support the carrying value. There were no impairment charges recognized during the three months ended March 31, 2023.

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

Potentially dilutive securities excluded from the calculation of diluted net loss per share included options to purchase 46,721,145 and 39,754,803 ordinary shares for the three months ended March 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that are adopted as of the specified effective date. The Company believes the impact of recently issued standards and any issued but not yet effective standards will not have a material impact on its condensed consolidated financial statements upon adoption.

3.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Tax receivable	$2,062	$1,506
Prepaid R&D costs	1,286	1,476
Prepaid insurance and service contracts	913	1,424
Interest receivable - MDS	192	168
Other	238	319
Total	$4,691	$4,893

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$7,597	$7,559
Computers, software and office equipment	512	512
Leasehold improvements	467	467
Office furniture and fixtures	123	123
	8,699	8,661
Accumulated depreciation and amortization	(5,810)	(5,617)
Total	$2,889	$3,044

Depreciation and amortization expense for property and equipment is disclosed on the condensed consolidated statements of cash flows.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued R&D costs(1)	$2,065	$4,069
Accrued compensation	1,593	3,494
Accrued audit, tax and filing fees	1,917	1,703
Accrued directors and officers insurance premium financing obligation(2)	372	926
Accrued other	835	1,122
Total	$6,782	$11,314

__________

(1)
Includes $42 and $99 of accrued R&D costs due to related parties as of March 31, 2023 and December 31, 2022, respectively.
(2)
Represents the remaining balance due under the Company’s insurance premium financing agreement, which is payable in equal monthly installments through May 2023 and bears interest at approximately 3.4% per annum.

Accumulated Other Comprehensive Loss

The following table provides a reconciliation of the components of accumulated other comprehensive loss for the three months ended March 31, 2023 (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Marketable Debt Securities, available-for-sale	Total
Beginning Balance	$(790)	$(512)	$(1,302)
Other comprehensive loss before reclassifications	—	(26)	(26)
Amounts reclassified from accumulated other comprehensive loss	—	352	352
Net current-period other comprehensive income	—	326	326
Ending balance	$(790)	$(186)	$(976)

4.
Intangible Assets, Net

Intangible assets, net, consist of the following (in thousands, except years):

	For the Three Months Ended March 31, 2023
	Weighted- Average Remaining Contractual Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Acquired technologies	8.6	$7,410	$(3,257)	$4,153
IPR&D		20,940	—	$20,940
Total		$28,350	$(3,257)	$25,093

Intangible assets, net, consist of the following (in thousands, except years):

	For the Year Ended December 31, 2022
	Weighted- Average Remaining Contractual Life (in years)	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Intangible Assets, Net
Acquired technologies	8.8	$24,330	$(9,660)	$(10,360)	$4,310
IPR&D		20,940	—	—	$20,940
Total		$45,270	$(9,660)	$(10,360)	$25,250

__________

(1)
Includes the impairment of BMS Relaxin intangible assets, as more fully described within the Intangible Assets, Net subsection of Note 2—Summary of Significant Accounting Policies. The intangible asset impairment is presented in the condensed consolidated statements of operations and comprehensive loss as impairment of intangible assets within operating activities.

Amortization expense for intangible assets is disclosed on the condensed consolidated statements of cash flows.

5.
Marketable Debt Securities, Available-for-Sale

The following table summarizes the Company’s MDS as of March 31, 2023 (dollars in thousands):

	Weighted Average Remaining Contractual Life (in years)	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
U.S. government securities	1 or less	$6,479	$1	$(13)	$6,467
Commercial paper	1 or less	1,473	—	—	1,473
Total Marketable debt securities, available-for-sale	1 or less	$7,952	$1	$(13)	$7,940
Classified as non-current assets:
U.S. government securities	1.1	$6,983	$—	$(140)	$6,843
Corporate bonds	1.2	1,989	—	(34)	1,955
Total Marketable debt securities, available-for-sale, net of current portion	1.2	$8,972	$—	$(174)	$8,798
Total	0.7	$16,924	$1	$(187)	$16,738

The following table summarizes the Company’s MDS as of December 31, 2022 (dollars in thousands):

	Weighted Average Remaining Contractual Life (in years)	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Commercial paper	1 or less	$15,803	$1	$(23)	$15,781
Certificates of deposit	1 or less	7,500	2	(25)	7,477
U.S. government securities	1 or less	5,001	—	(30)	4,971
Corporate bonds	1 or less	646	—	(2)	644
Total Marketable debt securities, available-for-sale	1 or less	$28,950	$3	$(80)	$28,873
Classified as non-current assets:
U.S. government securities	1.4	$6,979	$—	$(184)	$6,795
Corporate bonds	1.5	6,824	—	(192)	6,632
Asset backed securities	1.8	2,999	—	(45)	2,954
Non-U.S. government securities	1.5	423	—	(11)	412
Total Marketable debt securities, available-for-sale, net of current portion	1.5	$17,225	$—	$(432)	$16,793
Total	0.7	$46,175	$3	$(512)	$45,666

As of March 31, 2023 and December 31, 2022, the Company had $0.2 million of accrued interest on MDS included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by investment category for MDS that have been in a continuous loss position for less than 12 months and for more than 12 months (in thousands):

	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2023
U.S. government securities	$9,832	$(153)	$—	$—
Corporate bonds	1,955	(34)	—	—
Total	$11,787	$(187)	$—	$—

December 31, 2022
Commercial paper	$12,803	$(22)	$—	$—
U.S. government securities	11,765	(216)	—	—
Corporate bonds	7,276	(193)	—	—
Certificates of deposit	2,975	(25)	—	—
Asset backed securities	2,954	(45)	—	—
Non-U.S. government securities	412	(11)	—	—
Total	$38,185	$(512)	$—	$—

As of March 31, 2023, a total of seven of the securities were in an unrealized loss position. The Company evaluated its MDS and concluded that the losses were caused by interest rate fluctuations, as opposed to credit quality. Because the Company does not intend to sell its MDS and it is not more likely than not that the Company will be required to sell its MDS before recovery of their amortized cost bases, which may be maturity, the Company does not consider its MDS to be impaired.

Realized gains and losses on MDS recognized in investment income were de minimis and $0.4 million, respectively, for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company did not hold MDS.

6.
Fair Value Measurements

As of March 31, 2023 and December 31, 2022, the Company had no assets or liabilities measured on a non-recurring basis. The following table presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. government securities	$104,085	$—	$104,085	$—
Certificates of deposit	24,000	—	24,000	—
Money market funds	17,856	17,856	—	—
Total cash equivalents	$145,941	$17,856	$128,085	$—
Marketable debt securities, available-for-sale:
U.S. government securities	6,467	—	6,467	—
Commercial paper	1,473	—	1,473	—
Total Marketable debt securities, available-for-sale	$7,940	$—	$7,940	$—
Marketable debt securities, available-for-sale, net of current portion:
U.S. government securities	$6,843	$—	$6,843	$—
Corporate bonds	1,955	—	1,955	—
Total Marketable debt securities, available-for-sale, net of current portion	$8,798	$—	$8,798	$—

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents:
Certificates of deposit	$24,000	$—	$24,000	$—
Commercial paper	15,352	—	15,352	$—
Money market funds	12,743	12,743	—	—
Total cash equivalents	$52,095	$12,743	$39,352	$—
Marketable debt securities, available-for-sale:
Commercial paper	$15,781	$—	$15,781	$—
Certificates of deposit	7,477	—	7,477	—
U.S. government securities	4,971	—	4,971	—
Corporate bonds	644	—	644	—
Total Marketable debt securities, available-for-sale	$28,873	$—	$28,873	$—
Marketable debt securities, available-for-sale, net of current portion:
U.S. government securities	$6,795	$—	$6,795	$—
Corporate bonds	6,632	—	6,632	—
Asset backed securities	2,954	—	2,954	—
Non-U.S. government securities	412	—	412	—
Total Marketable debt securities, available-for-sale, net of current portion	$16,793	$—	$16,793	$—

As of both March 31, 2023 and December 31, 2022, the Company had no liabilities measured at fair value on a recurring basis. During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers into or out of Level 3 of the fair value hierarchy.

7.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of March 31, 2023 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

8.
Leases

The Company has operating leases for its corporate offices and certain equipment. The leases have remaining lease terms of approximately 1.2 to 4.7 years. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not acquire any new ROU assets or lease liabilities.

The components of lease expense are as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expenses R&D:
Operating lease costs	$551	$558
Variable lease costs(1)	462	226
Operating lease expenses G&A:
Operating lease costs	131	124
Variable lease costs(1)	110	50
Total operating leases expense	$1,254	$958

____________

(1)
Includes short-term lease costs which are immaterial.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$731	$597
Weighted-average remaining lease term in years	4.7	5.9
Weighted-average discount rate	7.63%	7.63%

9.
Shareholders' Equity

Ordinary Shares

In June 2021, the Company completed its initial public offering of American Depositary Shares (ADSs). Each ADS represents seven ordinary shares of the Company.

At-the-Market Offering Agreement

On July 29, 2022, the Company entered into a sales agreement with Cowen and Company LLC, pursuant to which the Company was able to offer and sell its ADS, each representing seven of the Company’s ordinary shares, having an aggregate offering price of up to $80.0 million (the ATM Program). During the first quarter of 2023, the Company issued and sold 116,030,782 ordinary shares (16,575,826 ADS) at an average selling price of $0.69 per ordinary share ($4.83 per ADS), for gross proceeds of approximately $80.0 million, less sales commissions and expenses of approximately $2.2 million, for net proceeds of approximately $77.8 million. Accordingly, as of March 10, 2023, the ATM Program is complete.

Amended and Restated Memorandum of Association

Concurrent with the closing of the Company’s initial public offering in June 2021, the Company amended and restated its memorandum of association which authorizes the issuance of 500,000,000 ordinary shares and 100,000,000 of such class or classes (however designated) of shares as the Company’s board of directors may determine (the Undesignated Shares). As of December 31, 2022, the Company has no issued or outstanding Undesignated Shares.

In February 2023, the Company’s board of directors designated the previously Undesignated Shares as ordinary shares. Accordingly, following this designation the Company had 600,000,000 authorized ordinary shares.

10.
Revenues

During the three months ended March 31, 2023 and 2022, the Company recognized revenue over time under each of its R&D Agreements as its performance obligations were satisfied. Variable consideration, such as development and regulatory milestones previously constrained is recognized to the extent a significant revenue reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Revenue recognized was earned under the Company’s R&D Agreements and is summarized below based on the nature of payment type (in thousands):

	Three Months Ended March 31,
Timing of Transfer of Goods or Services	2023	2022
Over time:
License fees	$—	$892
R&D services	6	708
Reimbursements	18	13
Point in time:
Milestones	—	—
Total revenues	$24	$1,613

Remaining Performance Obligations and Deferred Revenue

As of March 31, 2023, the Company had no unsatisfied remaining performance obligations for minimum full-time equivalent (FTE) services under its R&D Agreements.

In addition, in each of the periods ended March 31, 2023 and December 31, 2022, the Company had deferred revenue of $1.7 million, which was primarily related to (i) the combined performance obligation for transfer of the

Company’s license and R&D services and (ii) conducting R&D activities which are a separate performance obligation in the Company’s contracts pursuant to research plans under the R&D agreements. The Company anticipates that the remaining performance obligations as of March 31, 2023 will be satisfied over the next 3.5 to 4.0 years.

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

Under the terms of the NovoCodex Agreement, NovoCodex is responsible for developing and commercializing ARX305 in China while Ambrx is responsible for developing and commercializing ARX305 outside of China. NovoCodex will fund global development activities through the end of Phase 1 clinical trials. The Company is eligible to receive payments for R&D services for a minimum of one FTE based on the annual rate defined in the agreement. In addition, the Company is eligible to receive milestone payments upon achievement of certain clinical development milestones. During the fourth quarter of 2022, the Company recognized milestone revenue of $1.0 million upon dosing of the first patient with ARX305 pursuant to the NovoCodex Agreement. The Company is also eligible to receive tiered royalties on a product-by-product basis on aggregate worldwide net sales of each product. NovoCodex is also eligible to share in a portion of ARX305 product sales outside of China. In the event the Company transfers or licenses the Phase 1 clinical data to a third party, NovoCodex is entitled to royalties on aggregate net sales of ARX305 outside of China.

Since inception and through March 31, 2023, the Company has identified two performance obligations for all promises under the NovoCodex Agreement. Accordingly, the Company recognizes revenue for the transaction price based upon efforts or inputs to satisfy its performance obligations relative to the total expected inputs. Due to the uncertainty in the achievement of the development milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates are re-assessed at each reporting period.

Sino Biopharmaceutical Co., Ltd. (Sino Biopharma)

In January 2020, the Company entered into a co-development and license agreement with Sino Biopharma pursuant to which the Company (i) assigned to Sino Biopharma existing and future patent rights in the People’s Republic of China (inclusive of Hong Kong, Macau and Taiwan, the Sino Territory) to ARX822 and ARX102 (each a preclinical compound) and (ii) granted exclusive rights and licenses in the Sino Territory to develop and manufacture ARX822 and ARX102 (the Sino Agreement). Sino Biopharma is solely responsible, at its own expense, for marketing, selling, offering for sale, distributing, promoting and otherwise commercializing the products in the Sino Territory and costs associated with Investigational New Drug (IND) enabling activities and for providing the Company with study drug for up to 100 patients enrolled in a Phase 1 clinical trial for each of ARX822 and ARX102, if any. Sino Biopharma may terminate the Sino Agreement upon six-months’ written notice.

Under the terms of the Sino Agreement, the Company received an upfront payment of $10.0 million, which is no longer subject to refund. The Company is also eligible to receive milestone payments upon achievement of certain potential development and regulatory milestones for each program. In the fourth quarter of 2022, Sino completed its IND enabling activities associated with ARX102, at which time the Company fully recognized all previously deferred revenue associated with this compound. In 2022, at Sino’s request the Company has temporarily suspended development of ARX822.

Since inception and through March 31, 2023, the Company has identified one performance obligation per each preclinical compound for all promises under the agreement. Accordingly, the Company recognizes revenue for the transaction price based upon efforts or inputs to satisfy its performance obligations relative to the total expected inputs. Due to the uncertainty in the achievement of the development and regulatory milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates are re-assessed at each reporting period.

Contract Assets and Liabilities

Contract balances are as follows (in thousands):

	March 31, 2023	December 31, 2022
Receivables, included in accounts receivable, net	$62	$376
Contract assets, included in prepaid expenses and other current assets	$—	$—
Contract liabilities, included in deferred revenue, current and deferred revenue net of current portion	$1,749	$1,749

During the three months ended March 31, 2023 and 2022, the Company did not recognize any revenue from performance obligations satisfied (or partially satisfied) in previous periods.

11.
Share-Based Compensation

Share-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,110	$1,050
General and administrative	828	600
Total share-based compensation expense	$1,938	$1,650

The following table summarizes option activity for the periods presented (excluding options granted and canceled as part of the option repricing (discussed below):

	Total Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	39,116,174	$1.11	$1,088	5.4
Granted	10,151,705	$0.60
Canceled	(2,546,734)	$1.28
Outstanding at March 31, 2023	46,721,145	$0.62	$30,927	6.4
Vested and exercisable at March 31, 2023	23,001,162	$0.87	$9,601	3.4

There were no options exercised during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, unrecognized compensation expense related to unvested share-based compensation arrangements was $12.8 million. These costs are expected to be recognized over a weighted-average term of 2.8 years.

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of option grants were as follows:

	For the Three Months Ended March 31,
	2023	2022
	Options
Expected term (in years)	6.0	5.9
Risk-free interest rate	3.9%	1.9%
Expected volatility	86.5%	78.9%
Dividend yield	—	—
Weighted-average grant date fair value	$0.45	$0.44

Option Repricing

On January 27, 2023, the compensation committee of the board of directors of the Company approved an option repricing program (the Option Repricing) to permit the Company to reprice all underwater options to purchase the Company’s ordinary shares held by its employees (including an officer of the Company), non-employee directors and consultants providing services as of January 27, 2023. Under the Option Repricing, options with an exercise price above $0.28 per ordinary share (or the equivalent of $1.95 per ADS), representing an aggregate of 18,285,155 ordinary shares, or approximately 53.2% of the total options outstanding, were amended to reduce such exercise price to $0.28 per ordinary share. The Option Repricing resulted in additional compensation expense of $1.2 million, including $0.7 million that was recognized in the Company’s condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023.

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

The offering periods generally start on December 16 and June 16 of each year and end on December 15 and June 15, respectively, approximately two years later, with each offering containing four separate six month purchase periods. The administrator may, in its discretion, modify the terms of future offerings and purchase periods. The first offering started on the Company’s IPO. The ESPP was suspended indefinitely, effective December 16, 2022, and as of December 31, 2022 and March 31, 2023, there was no unrecognized share-based compensation expense related to the ESPP.

During the three months ended March 31, 2023 and 2022, there were no ordinary shares issued pursuant to the ESPP.

12.
Related Party Transactions

In the ordinary course of business, the Company has related party transactions with affiliates of a noncontrolling shareholder. The following tables present the Company’s activities with affiliates of the noncontrolling shareholders (in thousands):

	March 31, 2023	December 31, 2022
Balances:
Prepaid R&D expenses	$—	$14
Accounts payable	$127	$352
Accrued liabilities	$42	$99

	Three Months Ended March 31,
	2023	2022
Year-to-date activity:
Amounts paid	$352	$255
R&D expense recognized	$84	$180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10‑Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10‑K filed with the United States Securities and Exchange Commission, or SEC, on March 30, 2023.

This Quarterly Report on Form 10‑Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Item 1A. Risk Factors” under Item 1A of Part II below. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our second most advanced ADC candidate, ARX517, is a fully humanized anti-PSMA ADC, currently being studied in a clinical trial named APEX-01 (NCT04662580) for the treatment of metastatic castration resistant prostate cancer (mCRPC). APEX-01 is a first-in-human multicenter, open-label Phase 1/2 dose escalation and dose expansion study evaluating the safety, pharmacokinetics, and preliminary anti-tumor activity of ARX517 in patients with mCRPC who are resistant or refractory to standard therapies. The dose escalation portion of APEX-01 evaluated dose levels from 0.32 mg/kg (Cohort 1) to 2.88 mg/kg (Cohort 8) is now completed and the Company has begun dose expansion into putative recommended Phase 2 dose (RP2D) levels. Following dose expansion and after reviewing data from the Phase 1 dose escalation and dose expansion portion of the study, a RP2D will be selected and mCRPC patients will begin enrolling in the Phase 2 portion of APEX-01 to receive ARX517. We expect to report preliminary safety and efficacy data pertaining to the Phase 1 dose escalation and dose expansion portion of the study in the second half of 2023 at a major medical meeting and we are targeting the European Society for Medical Oncology to do so.

Within our ADC franchise, while not our primary focus, we are also developing another earlier-stage product candidate, ARX305, an anti-CD70 ADC for the treatment of renal cell carcinoma, or RCC, and other cancers. The investigational new drug application, or IND, for ARX305 received FDA, clearance in February 2022. NovoCodex is our commercial and development partner in China for ARX305, where we may use data generated by NovoCodex to support our clinical development and regulatory filings.

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

Research and Development Agreements

For a summary of the key terms for certain of our collaborative research and development agreements, or R&D Agreements, see “Note 10—Revenues” within this Quarterly Report on Form 10‑Q.

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

As of the date of this Quarterly Report on Form 10‑Q, we cannot reasonably determine the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We may never succeed in obtaining marketing approval for any product candidate.

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
•
the drop-out or discontinuation rates of patients;

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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly considering geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the ongoing conflict between Ukraine and Russia and the recent disruption in access to bank deposits and lending commitments due to bank failures;
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

Our general and administrative expenses are anticipated to increase in the future as we increase our personnel headcount to support our continued research activities and development of our product candidates and incur costs associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with the Nasdaq Global Select Market, or Nasdaq, and the U.S. Securities and Exchange Commission, or SEC, requirements; director and officer insurance costs; and investor and public relations costs.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues	$24	$1,613	$(1,589)	(98.5%)
Operating expenses:
Research and development	9,750	14,704	(4,954)	(33.7%)
General and administrative	6,306	4,570	1,736	38.0%
Impairment of intangible assets	—	2,465	(2,465)	(100.0%)
Total operating expenses	16,056	21,739	(5,683)	(26.1%)
Loss from operations	(16,032)	(20,126)	4,094	(20.3%)
Other income (expense), net:
Investment income, net	551	—	551	100.0%
Interest income (expense), net	190	(954)	1,144	(119.9%)
Other income, net	62	20	42	210.0%
Total other income (expense), net	803	(934)	1,737	(186.0%)
Loss before provision for income taxes	(15,229)	(21,060)	5,831	(27.7%)
Provision for income taxes	(73)	(1,587)	1,514	(95.4%)
Net loss	$(15,302)	$(22,647)	$7,345	(32.4%)

Revenues

During the three months ended March 31, 2023 and 2022, we recognized revenues of $24,000 and $1.6 million, respectively, under our R&D Agreements. The decrease in revenue was primarily related to completion of our obligations under two of our R&D Agreements during 2022 and consisted of the following:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
License fees	$—	$892	$(892)	(100.0%)
Research and development services	6	708	(702)	(99.2%)
Reimbursements	18	13	5	38.5%
Total revenues	$24	$1,613	$(1,589)	(98.5%)

Research and Development Expenses

The following table summarizes our research and development expenses for three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Direct costs:
Clinical programs	$3,357	$6,457	$(3,100)	(48.0%)
Preclinical programs	884	1,405	(521)	(37.1%)
Indirect costs:
Personnel and related costs	3,905	5,166	(1,261)	(24.4%)
Facility, depreciation, amortization and equipment related	1,604	1,676	(72)	(4.3%)
Total research and development expenses	$9,750	$14,704	$(4,954)	(33.7%)

Research and development expenses decreased by 33.7%, or $5.0 million primarily due to a $3.6 million decrease in direct costs associated with our clinical and preclinical programs associated with completion of our

ACE-Pan tumor-02 study for ARX788 during the second half of 2022 and the timing differences in manufacturing related activities for our ongoing clinical programs and a $1.3 million decrease in personnel related costs primarily resulting from decreased headcount as a result of our reduction in force in the fourth quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased by 38.0%, or $1.7 million, primarily due to $1.2 million increase in legal and other administrative costs associated with corporate projects and a $0.4 million increase in personnel related costs due to increased headcount and share-based compensation costs.

Impairment of Intangible Assets

During the first quarter of 2022, we received notice of termination from Bristol-Myers Squibb Company related to our Relaxin definite-lived intangible asset, which we acquired in July 2015. Due to the termination notice, and our determination that the definite-lived intangible asset had no alternative future use, we concluded that the net carrying value of the asset was greater than its estimated fair value and therefore recorded an impairment charge of $2.5 million for three months ended March 31, 2022.

Other Income (Expense), Net

During the three months ended March 31, 2023, other income (expense), net, was primarily related to investment income of $0.6 million and interest income of $0.2 million primarily associated with certificates of deposits held by our Shanghai entity.

During the three months ended March 31, 2022, other income (expense), net, was primarily related to interest expense of approximately $1.0 million, which resulted primarily from borrowings made pursuant a short-term bridge loan in connection with our corporate restructure in 2021, which was issued and repaid during the first quarter of 2022.

Provision for Income Taxes

Provision for income taxes decreased from prior year by $1.5 million due to a one-time tax accrual during 2022 associated with a capital reduction in our Shanghai entity with no similar accrual during the current period.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had cash, cash equivalents and MDS of $166.3 million, of which $8.8 million are non-current MDS. Based on our current operating plan, we believe our existing cash, cash equivalents and MDS will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the date of this Quarterly Report on Form 10‑Q.

Since inception, we have invested most of our resources in the development of our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing support for our operations. To date we have funded our operations through public and private placements of equity securities and upfront milestone payments. Through March 31, 2023, we have raised aggregate gross proceeds of $479.5 million from private and public offerings, including an at-the-market program as described more fully in Note 9 - Shareholders’ Equity, and we have received an aggregate of $285.9 million in payments from our collaborators. Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $15.3 million, and $22.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $306.9 million and $291.6 million, respectively. Our operating activities used $13.0 million and $25.7 million of cash outflows during the three months ended March 31, 2023 and 2022, respectively.

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future.

We expect to fund our long-term anticipated operating and capital expenditure requirements through public and private offerings of our ADSs and ordinary shares.

Capital Requirements

As of March 31, 2023, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

•
under our license agreements and R&D Agreements, we have payment obligations, which are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sales of products developed under those agreements;
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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating activities	$(12,967)	$(25,664)
Investing activities	29,554	(774)
Financing activities	77,221	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$93,808	$(26,444)

Net Cash Used In Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities of $13.0 million consisted of a net loss of $15.3 million, and $0.4 million of cash used by net working capital changes, partially offset by $2.7 million in adjustments for non-cash items primarily related to the funding of our research and development activities, regulatory and other clinical trial costs.

During the three months ended March 31, 2022, net cash used in operating activities of $25.7 million consisted of a net loss of $22.6 million, and $8.4 million of cash used by net working capital changes, partially offset by $5.4 million in adjustments for non-cash items primarily related to the funding of our research and development activities, regulatory and other clinical trial costs related to ARX788.

Net Cash Provided By (Used In) Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities consisted of cash inflows of $19.4 million and $50.8 million related to maturities and sales of MDS, respectively, partially offset by $40.6 million for purchases of MDS.

During the three months ended March 31, 2022, net cash used in investing activities consisted of $0.8 million for the purchase of property and equipment to support our preclinical and clinical development activities.

Net Cash Provided By (Used in) Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities consisted of $77.8 million in net proceeds from the issuance of our ordinary shares partially offset by $0.6 million in payments under our financed directors and officers financing agreement.

During the three months ended March 31, 2022, net cash used in financing activities was not significant. However, we borrowed and repaid a short-term bridge loan during the first quarter of 2022 in the amount of $166.0 million, which resulted in approximately $1.0 million of interest expense being recognized during the three months ended March 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (GAAP). The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates in our Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report.

We believe the critical accounting estimates disclosed in our Annual Report on Form 10-K filed as of the for the year ended December 31, 2022 filed with the SEC on March 30, 2023, as supplemented below involve the most significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

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

During the three months ended March 31, 2022, we recorded an intangible asset impairment charge of $2.5 million as described under Impairment of intangible assets, above. There were no impairment charges recognized during the three months ended March 31, 2023.

Emerging Growth Company

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes related to our quantitative and qualitative disclosures about market risk as compared to those described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in the Annual Report.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission, or SEC’s, rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business activities. We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our American Depositary Shares, or ADSs, involves a high degree of risk. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10‑Q and those we may make from time to time. In such an event, the market price of our ADSs could decline and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.

The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), which was filed with the SEC on March 30, 2023.

Risks Related to Our Financial Position, Capital Requirements and Limited Operating History

*We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, may not be able to sustain it.

We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2023 and 2022, our net loss was $15.3 million and $22.6 million, respectively. We expect that it will be several years, if ever, before we have a product candidate that will achieve regulatory approval and be commercialized. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

*We will need to obtain substantial additional funding to complete the development and commercialization of our product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

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

As of March 31, 2023, we had cash, cash equivalents and marketable debt securities, available-for-sale, or MDS, of $166.3 million, of which $8.8 million are non-current marketable debt securities, available-for-sale (MDS). Based upon our current operating plan, we estimate that our existing cash, cash equivalents and MDS will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10‑Q.

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
•
the extent of the impacts and duration of geopolitical and macroeconomic events, including the COVID-19 pandemic, conflict between Ukraine and Russia and bank failures; and
•
the costs of operating as a public company.

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

*We may encounter substantial delays in initiating or completing our clinical trials.

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

*If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

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

In addition, enrollment and retention of patients in clinical trials could be disrupted by geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, man-made or natural disasters, or public health pandemics or epidemics or other business interruptions, including bank failures, the COVID-19 pandemic and future outbreaks of disease. These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

*Our product candidates must meet extensive regulatory requirements before they can be commercialized and any regulatory approval may contain limitations or conditions that require substantial additional development expenses or limit our ability to successfully commercialize the product.

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
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an application for regulatory approval or other submissions or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
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

*We rely on third parties for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to macroeconomic or geopolitical factors, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs when we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any product produced by the new manufacturer is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

A third party’s failure to execute on our manufacturing requirements, do so on commercially reasonable terms and timelines and comply with cGMP requirements could adversely affect our business in a number of ways, including:

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

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q, such as those relating to the timing and results of our clinical trials and our financing needs.

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

*We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2023, we had 67 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

*Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

*Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032, unless Congress takes additional action.

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

Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs of pharmaceutical and biological products. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

Moreover, some of our owned and in-licensed patents or patent applications or future patents are or may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. We may develop product candidates and other proprietary technologies that infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We believe that the relevant claims of these third-party patents are likely invalid or unenforceable, and we may choose to challenge those patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing candidate product or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing candidate product or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates or enter into development partnerships that would help us bring our product candidates to market.

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

Patent protection is available on a national or regional level. Filing, prosecuting and defending patents throughout the world and on all of our product candidates would be prohibitively expensive. As such, our intellectual property rights outside the United States may not extend to all other possible countries outside the United States and we may not be able to prevent third parties from practicing our inventions in countries outside the United States where we do not have patent protection, or from selling in and importing products into other jurisdictions made using our inventions in such countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products or technology and may export otherwise infringing products or technology to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including India, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties at nominal or no consideration. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. In addition, many countries limit the enforceability of patents against government agencies or government contractors. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we or our licensors may not be the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We may not have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Our trade secrets and other confidential proprietary information may be disclosed, or competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We currently have and may in the future enter into more contract research and manufacturing relationships with organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. If our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information, and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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

As of January 1, 2023, we lost our status as a “foreign private issuer” and are required to adjust our disclosure and reporting to comply with the requirements for domestic U.S. companies. As a result:

•
we are required to report on forms that are applicable to U.S. companies, such as Forms 10‑K, 10‑Q and 8‑K, rather than the forms formerly used by us, such as Forms 20‑F and 6‑K;
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

We expect that complying with these additional requirements would increase our legal and audit fees which in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of being considered a “domestic issuer” for reporting and disclosure requirements:

•
we are no longer exempt from certain of the provisions of U.S. securities laws such as (i) Regulation FD, which restricts the selective disclosure of material information, (ii) exemptions for filing beneficial ownership reports under Section 16(a) of the Exchange Act for executive officers, directors and 10% shareholders (Forms 3, 4, and 5), and (iii) the Section 16(b) short swing profit rules;
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

The trading price of our ADSs has been and will likely continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The stock market in general and the market for biologics companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ADSs at or above the price paid for the ADSs. In addition to the factors discussed in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q, the factors that could cause significant fluctuations in the trading price of our ADSs include:

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

Under the U.S. Internal Revenue Code of 1986, as amended, or the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which, after the application of certain “look-through” rules with respect to subsidiaries, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash. For purposes of these tests, passive income includes dividends, interest, gains from commodities and securities transactions, the excess of gains over losses from the disposition of assets which produce passive income (including amounts derived by reason of the temporary investment of funds raised in offerings of our shares) and rents or royalties other than rents or royalties which are received from unrelated parties in connection with the active conduct of a trade or business. If we are characterized as a PFIC for any taxable year during which a United States Holder (as defined below) holds our ADSs or ordinary shares, such United States Holder of ADSs or ordinary shares, may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are United States Holders, and having interest charges apply to distributions by us and gains from the sales of our shares. As used in this Quarterly Report on Form 10‑Q, the term “United States Holder” means a beneficial owner of ADSs that is, for U.S. federal income tax purposes, (1) an individual who is a citizen or resident of the United States, (2) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more United States persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

None.

(b)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The documents listed below are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Memorandum and Articles of Association of the Registrants, as currently in effect.	S-8	333-257264	4.1	June 22, 2021
4.1	Deposit Agreement between the Registrant and JP Morgan Chase Bank, N.A., as depositary and holders and beneficial owners of the American Depositary Shares.	S-8	333-257264	4.4	June 22, 2021
4.2	Form of American Depositary Receipt (included in Exhibit 4.2).	F-1	333-256639	4.3	May 28, 2021
4.4	Registrant’s Specimen Certificate for Ordinary Shares.	F-1/A	333-256639	4.1	June 14, 2021
4.5	Shareholders Agreement, dated November 6, 2020, by and among the Registrant and the investors named therein.	F-1	333-256639	4.4	May 28, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBRX BIOPHARMA INC.

Date: May 11, 2023	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President and Chief Executive Officer (Principal Executive Officer)