Form 10-Q
period 2023-06-30
Ambrx Biopharma Inc.
filed 2023-08-09
CIK 1836056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of registrant’s ordinary shares outstanding as of August 7, 2023, was 434,070,056.

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
•
We are currently party to certain in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our platform technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of USD, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$228,265	$55,610
Restricted cash	665	831
Marketable debt securities, available-for-sale	6,824	28,873
Accounts receivable, net	81	376
Prepaid expenses and other current assets	5,578	4,893
Total current assets	241,413	90,583
Marketable debt securities, available-for-sale, net of current portion	—	16,793
Property and equipment, net	3,195	3,044
Right-of-use assets, net	10,044	10,968
Intangible assets, net	24,935	25,250
Other long-term assets	357	339
Total assets	$279,944	$146,977
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,362	$3,205
Accrued liabilities	9,556	11,314
Operating lease liabilities, current portion	1,854	1,734
Deferred revenue, current portion	407	407
Total current liabilities	18,179	16,660
Operating lease liabilities, net of current portion	9,163	10,245
Deferred tax liabilities	880	880
Deferred revenue, net of current portion	1,342	1,342
Total liabilities	29,564	29,127
Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY
Ordinary Shares, par value $0.0001; 950,000,000 and 500,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 432,227,488 and 270,455,232 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	43	27
Additional paid-in capital	576,046	410,753
Accumulated other comprehensive loss	(953)	(1,302)
Accumulated deficit	(324,756)	(291,628)
Total shareholders' equity	250,380	117,850
Total liabilities and shareholders' equity	$279,944	$146,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands of USD, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,123	$1,299	$1,147	$2,912
Operating expenses:
Research and development	14,393	18,062	24,143	32,766
General and administrative	5,900	4,823	12,206	9,393
Impairment of intangible assets	—	7,195	—	9,660
Total operating expenses	20,293	30,080	36,349	51,819
Loss from operations	(19,170)	(28,781)	(35,202)	(48,907)
Other income (expense), net:
Investment income, net	1,428	223	1,979	223
Interest income (expense), net	211	(11)	401	(965)
Other income (expense), net	10	(144)	72	(124)
Total other income (expense), net	1,649	68	2,452	(866)
Loss before income taxes	(17,521)	(28,713)	(32,750)	(49,773)
Provision for income taxes	(305)	(129)	(378)	(1,716)
Net loss	$(17,826)	$(28,842)	$(33,128)	$(51,489)
Net loss per share—basic and diluted	$(0.05)	$(0.11)	$(0.09)	$(0.19)
Weighted-average ordinary shares used to compute net loss per share—basic and diluted	391,283,214	270,160,166	353,337,365	270,142,269
Other comprehensive loss, net of tax:
Net loss	$(17,826)	$(28,842)	$(33,128)	$(51,489)
Other comprehensive income (loss), net of tax:
Changes in comprehensive loss before reclassifications	(13)	(217)	(39)	(217)
Amounts reclassified from accumulated other comprehensive loss	36	—	388	—
Total other comprehensive income (loss)	23	(217)	349	(217)
Comprehensive loss	$(17,803)	$(29,059)	$(32,779)	$(51,706)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(in thousands of USD, except share data)

	For the Three Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at March 31, 2023	386,486,014	$39	$490,459	$(976)	$(306,930)	$182,592
Share-based compensation	—	—	2,095	—	—	2,095
Issuance of ordinary shares for cash through registered direct offering with a related party, net of issuance costs	37,688,441	3	74,660	—	—	74,663
Issuance of ordinary shares upon option exercises for cash	7,558,033	1	8,041	—	—	8,042
Issuance of ordinary shares for services	495,000	—	791	—	—	791
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	23	—	23
Net loss	—	—	—	—	(17,826)	(17,826)
Balance at June 30, 2023	432,227,488	$43	$576,046	$(953)	$(324,756)	$250,380

	For the Six Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at December 31, 2022	270,455,232	$27	$410,753	$(1,302)	$(291,628)	$117,850
Share-based compensation	—	—	4,033	—	—	4,033
Issuance of ordinary shares for cash through an at-the-market offering, net of issuance costs	116,030,782	12	77,768	—	—	77,780
Issuance of ordinary shares for cash through registered direct offering with a related party, net of issuance costs	37,688,441	3	74,660	—	—	74,663
Issuance of ordinary shares upon option exercises for cash	7,558,033	1	8,041	—	—	8,042
Issuance of ordinary shares for services	495,000	—	791	—	—	791
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	349	—	349
Net loss	—	—	—	—	(33,128)	(33,128)
Balance at June 30, 2023	432,227,488	$43	$576,046	$(953)	$(324,756)	$250,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)(Continued)

(in thousands of USD, except share data)

	For the Three Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at March 31, 2022	270,126,946	$27	$406,019	$(790)	$(236,279)	$168,977
Share-based compensation	—	—	1,879	—	—	1,879
Issuance of ordinary shares for cash	201,537	—	95	—	—	95
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	(217)	—	(217)
Net loss	—	—	—	—	(28,842)	(28,842)
Balance at June 30, 2022	270,328,483	$27	$407,993	$(1,007)	$(265,121)	$141,892

	For the Six Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at December 31, 2021	270,120,548	$27	$404,362	$(790)	$(213,632)	$189,967
Share-based compensation	—	—	3,529	—	—	3,529
Issuance of ordinary shares for cash	207,935	—	102	—	—	102
Change in unrealized loss on marketable debt securities available-for-sale	—	—	—	(217)	—	(217)
Net loss	—	—	—	—	(51,489)	(51,489)
Balance at June 30, 2022	270,328,483	$27	$407,993	$(1,007)	$(265,121)	$141,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBRX BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands of USD)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,128)	$(51,489)
Noncash adjustments reconciling net loss to net cash used in operating activities:
Loss on impairment of intangible assets	—	9,660
Share-based compensation expense	4,824	3,529
Noncash lease expense	1,366	1,123
Depreciation and amortization	418	365
Amortization of intangible assets	315	737
Accretion/amortization of investment securities, net	(326)	(57)
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Accounts receivable, net	295	(227)
Prepaid and other current assets and other long-term assets	(705)	(877)
Accounts payable	3,154	861
Accrued liabilities	(926)	(1,621)
Deferred revenue	—	(1,402)
Operating lease liabilities	(1,404)	(803)
Net cash used in operating activities	(26,117)	(40,195)
Cash flows from investing activities:
Purchases of marketable debt securities, available-for-sale	(40,645)	(63,301)
Sales of marketable debt securities, available-for-sale	54,263	—
Maturities of marketable debt securities, available-for-sale	25,900	—
Purchases of property and equipment	(783)	(903)
Net cash provided by (used in) investing activities	38,735	(64,204)
Cash flows from financing activities:
Proceeds from short-term bridge loan	—	166,000
Repayment of short-term bridge loan	—	(166,000)
Payments of directors and officers insurance premium financing agreement	(932)	—
Proceeds from issuance of common stock for cash, net of issuance costs	77,780	—
Issuance of ordinary shares for cash through registered direct offering with a related party, net of issuance costs	74,981	—
Issuance of ordinary shares for cash pursuant to employee stock purchase programs	8,042	102
Payments of costs for the issuance of ordinary shares	—	(136)
Net cash provided by (used in) financing activities	159,871	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	172,489	(104,433)
Cash, cash equivalents and restricted cash, beginning of period	56,441	170,906
Cash, cash equivalents and restricted cash, end of period	$228,930	$66,473
Supplemental information:
Cash paid for interest	$—	$963
Cash paid for income taxes	$1	$2
Noncash investment and financing activities:
Property and equipment costs in accounts payable and accrued liabilities	$277	$—
Direct offering costs in accounts payable and accrued liabilities	$318	$—
Unsettled trade of marketable debt securities, available-for-sale	$—	$989

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

Ambrx commenced its operations in the United States in January 2003 when Ambrx Inc. (Ambrx US), was incorporated in Delaware. In May 2015, Ambrx incorporated under the laws of the Cayman Islands and has become the ultimate holding company (Ambrx Cayman) through a series of transactions. As of the date of these condensed consolidated financial statements, Ambrx Cayman owned 100% of Ambrx US, a company incorporated in Delaware; Shanghai Ambrx Biopharma Company Limited, a company incorporated in China (Ambrx Shanghai); and Biolaxy Pharmaceutical Hong Kong Limited, a company incorporated in Hong Kong (Ambrx HK). Ambrx US, based in San Diego, California, owned 100% of Ambrx Australia Pty Limited, a company incorporated in Australia (Ambrx AU).

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (the SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, its results of operations, equity activities and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2023 (the Annual Report). The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results expected for the full fiscal year or any other future interim or annual period.

Liquidity and Capital Resources

The Company has incurred net operating losses and negative cash flows from operations since its incorporation in 2015 and had an accumulated deficit of $324.8 million as of June 30, 2023. As of June 30, 2023, the Company had cash, cash equivalents and marketable debt securities, available-for-sale (MDS) of $235.1 million. Management believes its existing financial resources are sufficient to continue operating activities for at least 12 months past the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development (R&D) activities and market acceptance of the Company’s products, if approved.

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

2.
Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the notes to the audited consolidated financial statements of the Company contained in the Annual Report.

Risks and Uncertainties

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of share-based awards and MDS, the discount rate used in estimating the present value of the right-of-use (ROU) assets and lease liabilities, the useful lives of property and equipment and intangible assets, the recoverability of long-lived assets, clinical trial accruals, periods over which revenue should be recognized, deferred income taxes and related valuation allowances, and the assessment of the Company’s ability to fund its operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

Due to recent disruptions in access to bank deposits and lending commitments associated with bank failures, the COVID-19 pandemic and macroeconomic and geopolitical conditions, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2023. While there was no material impact to the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, these estimates may change, as new events occur and additional information is obtained, which could materially impact the Company’s condensed consolidated financial statements in future reporting periods.

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

During the three months ended June 30, 2023 and 2022, revenues from the Company’s top customer represented 98.0% and 97.3% of total revenues, respectively. During the six months ended June 30, 2023, revenues from the Company’s top customer represented 95.9% of total revenues. During the six months ended June 30, 2022, revenues from the Company’s top two customers represented 85.3% and 12.9% of total revenues, respectively.

As of June 30, 2023, billed accounts receivable for the top two customers represented 86.2% and 13.8% of total billed receivables, respectively. As of June 30, 2022, billed accounts receivable for the top two customers represented 53.2% and 43.4% of total billed receivables, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of readily available cash in checking accounts, U.S. government securities, certificates of deposit, money market funds and other MDS with original maturities of three months or less.

The following table provides a reconciliation of cash, cash equivalents and restricted cash, reported within the condensed consolidated statements of cash flows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$228,265	$65,642
Restricted cash	665	831
Total cash, cash equivalents, and restricted cash presented in the condensed consolidated statements of cash flows	$228,930	$66,473

As of June 30, 2023 and 2022, the Company’s restricted cash consists of cash related to the Company’s clinical trials.

Accounts Receivable, Net

Accounts receivable, net, are recorded net of any allowance for current expected credit losses measured based on historical experience, current conditions, and reasonable and supportable forecasts. As of June 30, 2023 and December 31, 2022, the Company has determined an allowance for expected credit losses is not material.

Intangible Assets, Net

The Company records its intangible assets based on their fair values at the date of acquisition. The Company’s finite lived intangible assets related to acquired technologies has estimated remaining useful lives between approximately two and a half to 11.5 years as of June 30, 2023, and three to 12 years as of December 31, 2022. Amortization expense for the Company’s finite lived intangible assets is charged to research and development expense in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the assets’ estimated useful lives.

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

While the Company’s current and historical operating losses and negative cash flows are possible indicators of impairment, management believes future cash flows to be generated by its remaining long-lived assets support the carrying value. There were no impairment charges recognized during the three and six months ended June 30, 2023.

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

Potentially dilutive securities are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. For the periods presented, the following table presents potentially dilutive securities, excluded from the computation of diluted net loss per ordinary share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	45,302,442	39,829,831	45,302,442	39,829,831
Outstanding RSUs	4,090,000	—	4,090,000	—
Total	49,392,442	39,829,831	49,392,442	39,829,831

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock units (RSU) is based on the closing price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation expense on a straight-line basis based upon the grant date fair value. The Company recognizes the effect of forfeitures in compensation cost in the period that the award was forfeited. See Note 11—Share-Based Compensation for information on the assumptions used in determining the grant date fair value of option awards.

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

3.
Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Tax receivable	$2,231	$1,506
Prepaid R&D costs(1)	1,277	1,476
Prepaid insurance and service contracts	1,089	1,424
Other	981	487
Total	$5,578	$4,893

__________

(1)
Includes $76 and $14 of prepaid R&D costs due to related parties as of June 30, 2023 and December 31, 2022, respectively.

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$8,064	$7,559
Computers, software and office equipment	523	512
Leasehold improvements	506	467
Office furniture and fixtures	123	123
	9,216	8,661
Accumulated depreciation and amortization	(6,021)	(5,617)
Total	$3,195	$3,044

Depreciation and amortization expense related to property and equipment totaled $0.2 million for each of the three months ended June 30, 2023 and 2022, and $0.4 million for each of the six months ended June 30, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued R&D costs(1)	$3,063	$4,069
Accrued compensation	2,924	3,494
Accrued audit, tax and filing fees	2,189	1,703
Accrued directors and officers insurance premium financing obligation(2)	—	926
Accrued other	1,380	1,122
Total	$9,556	$11,314

__________

(1)
Includes $39 and $99 of accrued R&D costs due to related parties as of June 30, 2023 and December 31, 2022, respectively.
(2)
Represents the remaining balance due at December 31, 2022 under the Company’s insurance premium financing agreement, which was payable in equal monthly installments through May 2023 and bore interest at approximately 3.4% per annum.

Accumulated Other Comprehensive Loss

The following table provides a reconciliation of the components of accumulated other comprehensive loss for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Foreign Currency Items	Unrealized Gains and Losses on MDS	Total	Foreign Currency Items	Unrealized Gains and Losses on MDS	Total
Balance at beginning of period	$(790)	$(186)	$(976)	$(790)	$(512)	$(1,302)
Changes in comprehensive loss before reclassifications	—	(13)	(13)	—	(39)	(39)
Amounts reclassified from accumulated other comprehensive loss	—	36	36	—	388	388
Total other comprehensive income	—	23	23	—	349	349
Balance at end of period	$(790)	$(163)	$(953)	$(790)	$(163)	$(953)

The following table provides a reconciliation of the components of accumulated other comprehensive loss for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Foreign Currency Items	Unrealized Losses on MDS	Total	Foreign Currency Items	Unrealized Losses on MDS	Total
Balance at beginning of period	$(790)	$—	$(790)	$(790)	$—	$(790)
Changes in comprehensive loss before reclassifications	—	(217)	(217)	—	(217)	(217)
Total other comprehensive income	—	(217)	(217)	—	(217)	(217)
Balance at end of period	$(790)	$(217)	$(1,007)	$(790)	$(217)	$(1,007)

4.
Intangible Assets, Net

Intangible assets, net, consist of the following (in thousands, except years):

	As of June 30, 2023
	Weighted- Average Remaining Contractual Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Acquired technologies	8.5	$7,410	$(3,415)	$3,995
IPR&D		20,940	—	$20,940
Total		$28,350	$(3,415)	$24,935

Intangible assets, net, consist of the following (in thousands, except years):

	As of December 31, 2022
	Weighted- Average Remaining Contractual Life (In Years)	Gross Carrying Amount	Impairment(1)	Accumulated Amortization	Intangible Assets, Net
Acquired technologies	8.8	$24,330	$(9,660)	$(10,360)	$4,310
IPR&D		20,940	—	—	$20,940
Total		$45,270	$(9,660)	$(10,360)	$25,250

__________

(1)
Includes the impairment of BMS Relaxin and BMS FGF-21 intangible assets, as more fully described within the Intangible Assets, Net subsection of Note 2—Summary of Significant Accounting Policies. These intangible asset impairments are presented in the condensed consolidated statements of operations and comprehensive loss as impairment of intangible assets within operating activities.

Amortization expense related to intangible assets totaled $0.2 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

5.
Marketable Debt Securities, Available-for-Sale

The following table summarizes the Company’s MDS as of June 30, 2023 (in thousands, except years):

	Weighted Average Remaining Contractual Life (In Years)	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
U.S. government securities	less than 1	$6,987	$—	$(163)	$6,824
Total Marketable debt securities, available-for-sale	less than 1	$6,987	$—	$(163)	$6,824

The following table summarizes the Company’s MDS as of December 31, 2022 (in thousands, except years):

	Weighted Average Remaining Contractual Life (In Years)	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Classified as current assets:
Commercial paper	1 or less	$15,803	$1	$(23)	$15,781
Certificates of deposit	1 or less	7,500	2	(25)	7,477
U.S. government securities	1 or less	5,001	—	(30)	4,971
Corporate bonds	1 or less	646	—	(2)	644
Total Marketable debt securities, available-for-sale	1 or less	$28,950	$3	$(80)	$28,873
Classified as non-current assets:
U.S. government securities	1.4	$6,979	$—	$(184)	$6,795
Corporate bonds	1.5	6,824	—	(192)	6,632
Asset backed securities	1.8	2,999	—	(45)	2,954
Non-U.S. government securities	1.5	423	—	(11)	412
Total Marketable debt securities, available- for-sale, net of current portion	1.5	$17,225	$—	$(432)	$16,793
Total	0.7	$46,175	$3	$(512)	$45,666

As of June 30, 2023 and December 31, 2022, the Company had $0.1 million and $0.2 million, respectively, of accrued interest on MDS included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, aggregated by investment category for MDS that have been in a continuous loss position for less than 12 months and for more than 12 months (in thousands):

	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2023
U.S. government securities	$6,824	$(163)	$—	$—
Total	$6,824	$(163)	$—	$—

December 31, 2022
Commercial paper	$12,803	$(22)	$—	$—
U.S. government securities	11,765	(216)	—	—
Corporate bonds	7,276	(193)	—	—
Certificates of deposit	2,975	(25)	—	—
Asset backed securities	2,954	(45)	—	—
Non-U.S. government securities	412	(11)	—	—
Total	$38,185	$(512)	$—	$—

As of June 30, 2023, a total of three of the securities were in an unrealized loss position. The Company evaluated its MDS and concluded the losses were due to interest rate fluctuations, as opposed to credit quality. Because the Company does not intend to sell its MDS and it is not more likely than not that the Company will be required to sell its MDS before recovery of their amortized cost bases, which may be maturity, the Company does not consider its MDS to be impaired.

Investment income, net

Investment income, net, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income	$217	$147	$569	$147
Accretion/amortization of investment securities, net	1,247	76	1,798	76
Realized losses, net	(36)	—	(388)	—
Investment income, net	$1,428	$223	$1,979	$223

6.
Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. government securities	$140,102	$—	$140,102	$—
Certificates of deposit	24,000	—	24,000	—
Money market funds	58,043	58,043	—	—
Total cash equivalents	$222,145	$58,043	$164,102	$—
Marketable debt securities, available-for-sale:
U.S. government securities	6,824	—	6,824	—
Total Marketable debt securities, available-for-sale	$6,824	$—	$6,824	$—

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents:
Certificates of deposit	$24,000	$—	$24,000	$—
Commercial paper	15,352	—	15,352	$—
Money market funds	12,743	12,743	—	—
Total cash equivalents	$52,095	$12,743	$39,352	$—
Marketable debt securities, available-for-sale:
Commercial paper	$15,781	$—	$15,781	$—
Certificates of deposit	7,477	—	7,477	—
U.S. government securities	4,971	—	4,971	—
Corporate bonds	644	—	644	—
Total Marketable debt securities, available-for-sale	$28,873	$—	$28,873	$—
Marketable debt securities, available-for-sale, net of current portion:
U.S. government securities	$6,795	$—	$6,795	$—
Corporate bonds	6,632	—	6,632	—
Asset backed securities	2,954	—	2,954	—
Non-U.S. government securities	412	—	412	—
Total Marketable debt securities, available-for-sale, net of current portion	$16,793	$—	$16,793	$—

As of and for the periods ended June 30, 2023 and December 31, 2022, the Company had no assets or liabilities measured on a non-recurring basis, and no liabilities measured at fair value on a recurring basis. During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers into or out of Level 3 of the fair value hierarchy.

7.
Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of June 30, 2023 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

8.
Leases

The Company has operating leases for its corporate offices and certain equipment. The leases have remaining lease terms of approximately one to four years. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not acquire any new ROU assets or lease liabilities.

The components of lease expense consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expenses R&D:
Operating lease costs	$550	$555	$1,101	$1,113
Variable lease costs(1)	323	225	785	451
Operating lease expenses G&A:
Operating lease costs	132	126	263	250
Variable lease costs(1)	78	51	188	101
Total operating leases expense	$1,083	$957	$2,337	$1,915

____________

(1)
Includes short-term lease costs which are immaterial.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases (in thousands)	$673	$206	$1,404	$803
Weighted-average remaining lease term in years	4.4	5.4	4.4	5.4
Weighted-average discount rate	7.63%	7.63%	7.63%	7.63%

9.
Shareholders' Equity

Ordinary Shares

In June 2021, the Company completed its initial public offering of American Depositary Shares (ADSs). Each ADS represents seven ordinary shares of the Company.

Securities Purchase Agreement

On May 23, 2023, the Company entered into a securities purchase agreement with a related party, pursuant to which the Company was able to offer and sell 37,688,441 ordinary shares (5,384,063 ADS) at a selling price of $1.99 per ordinary share ($13.93 per ADS), for gross proceeds of approximately $75.0 million, less expenses of approximately $0.3 million, for net proceeds of approximately $74.7 million. There were no underwriting or placement agent fees associated with this offering. The offering price of $13.93 per ADS, was based on the 5‑day trailing variable weighted-average price of the Company’s ADSs immediately prior to the agreement date. Upon the satisfaction of all closing conditions, the offering closed on June 27, 2023.

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

Other Share Issuances

During the three and six months ended June 30, 2023, the Company issued a total of 495,000 ordinary shares valued at $0.8 million to service providers in lieu of cash.

Amended and Restated Memorandum of Association

Effective June 7, 2023, the Company amended and restated its memorandum of association to increase the number of shares of common stock that the Company is authorized to issue from 600,000,000 ordinary shares, $0.0001 par value per share, to (i) 950,000,000 ordinary shares, $0.0001 par value per share, and (ii) 100,000,000 of such class or classes (however designated) of shares as the Company’s board of directors may determine (the Undesignated Shares).

As of June 30, 2023 and December 31, 2022, the Company had no issued or outstanding Undesignated Shares.

10.
Revenues

During the three and six months ended June 30, 2023 and 2022, the Company recognized revenue over time under each of its R&D Agreements as its performance obligations were satisfied. Variable consideration, such as development and regulatory milestones previously constrained is recognized to the extent a significant revenue reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Revenue recognized was earned under the Company’s R&D Agreements and is summarized below based on the nature of payment type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of Transfer of Goods or Services	2023	2022	2023	2022
Over time:
License fees	$—	$555	$—	$1,447
R&D services	—	589	6	1,297
Reimbursements	23	155	41	168
Point in time:
Milestones	1,100	—	1,100	—
Total revenues	$1,123	$1,299	$1,147	$2,912

During the three and six months ended June 30, 2023, the Company recognized milestone revenue of $1.1 million from performance obligations satisfied (or partially satisfied) pursuant to an agreement with BMS. The Company did not recognize any revenue from performance obligations satisfied (or partially satisfied) during the three and six months ended June 30, 2022.

Remaining Performance Obligations and Deferred Revenue

As of June 30, 2023, the Company had no unsatisfied remaining performance obligations for minimum full-time equivalent (FTE) services under its R&D Agreements.

In each of the periods ended June 30, 2023 and December 31, 2022, the Company had deferred revenue of $1.7 million, which was primarily related to (i) the combined performance obligation for transfer of the Company’s license and R&D services and (ii) conducting R&D activities which are a separate performance obligation in the Company’s contracts pursuant to research plans under the R&D agreements. The Company anticipates that the remaining performance obligations as of June 30, 2023 will be satisfied over the next 3.5 to 4.0 years.

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

In November 2022, the Company received notification from BeiGene of its intent to terminate the HER-3 anti-body drug conjugate, or ADC, research program, effective January 23, 2023 (the BeiGene Notification). Prior to receipt of the BeiGene Notification, deferred revenue would have been recognized through February 2023. However, the BeiGene Notification resulted in a re-evaluation of the measure of progress for the program and the Company accelerating revenue recognition associated with the remaining deferred revenue as of the notification date.

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

Since inception and through June 30, 2023, the Company has identified two performance obligations for all promises under the NovoCodex Agreement. Accordingly, the Company recognizes revenue for the transaction price based upon efforts or inputs to satisfy its performance obligations relative to the total expected inputs. Due to the uncertainty in the achievement of the development milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates are re-assessed at each reporting period.

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

Since inception and through June 30, 2023, the Company has identified one performance obligation per each preclinical compound for all promises under the agreement. Accordingly, the Company recognizes revenue for the transaction price based upon efforts or inputs to satisfy its performance obligations relative to the total expected inputs. Due to the uncertainty in the achievement of the development and regulatory milestones, the variable consideration associated with these future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates are re-assessed at each reporting period.

Contract Assets and Liabilities

Contract balances are as follows (in thousands):

	June 30, 2023	December 31, 2022
Receivables, included in accounts receivable, net	$81	$376
Contract liabilities, included in deferred revenue, current and deferred revenue net of current portion	$1,749	$1,749

11.
Share-Based Compensation

Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense:
Stock options	$1,758	$1,879	$3,696	$3,529
RSUs	337	—	337	—
Issuance of ordinary shares for services (see Note 9)	791	—	791	—
	$2,886	$1,879	$4,824	$3,529
Share-based compensation expense in operating expenses:
Research and development	$1,608	$1,172	$2,718	$2,222
General and administrative	1,278	707	2,106	1,307
	$2,886	$1,879	$4,824	$3,529

Stock Options

The following table summarizes option activity for the periods presented, excluding options granted and canceled as part of the option repricing discussed below:

	Total Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	39,116,174	$1.11	$1,088	5.4
Granted	16,663,805	$1.04
Exercised	(7,558,033)	$1.06
Forfeited/expired	(2,919,504)	$1.32
Outstanding at June 30, 2023	45,302,442	$0.71	$74,829	7.4
Vested and exercisable at June 30, 2023	17,698,142	$0.72	$29,001	4.4

Cash proceeds received from stock option exercises during the six months ended June 30, 2023 totaled $8.0 million. The total intrinsic value of stock options exercised during the six months ended June 30, 2023 was $6.6 million. There were no option exercises during the six months ended June 30, 2022.

As of June 30, 2023, unrecognized compensation cost related to outstanding stock options was $19.7 million, which is expected to be recognized over a remaining weighted-average term of 3.1 years.

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of option grants were as follows:

	For the Six Months Ended June 30,
	2023	2022
Expected term (in years)	6.0	5.9
Risk-free interest rate	3.8%	2.2%
Expected volatility	86.7%	79.9%
Dividend yield	—	—
Weighted-average grant date fair value	$0.81	$0.43

Option Repricing

On January 27, 2023, the compensation committee of the board of directors of the Company approved an option repricing program (the Option Repricing) to permit the Company to reprice all underwater options to purchase the Company’s ordinary shares held by its employees (including an officer of the Company), non-employee directors and consultants providing services as of January 27, 2023. Under the Option Repricing, options with an exercise price above $0.28 per ordinary share (or the equivalent of $1.95 per ADS), representing an aggregate of 18,285,155 ordinary shares, or approximately 53.2% of the total options outstanding as of January 27, 2023, were amended to reduce such exercise price to $0.28 per ordinary share. The Option Repricing resulted in additional compensation expense of $1.2 million, including $0.1 million and $0.8 million that was recognized in the Company’s condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested balance at December 31, 2022	—	$—
Granted	4,090,000	$1.35
Non-vested balance at June 30, 2023	4,090,000	$1.35

As of June 30, 2023, unrecognized compensation costs related to non-vested RSUs was $5.2 million, which is expected to be recognized over a remaining weighted-average term of 2.6 years.

Employee Share Purchase Plan

During the three and six months ended June 30, 2022, there were 201,537 and 207,935 ordinary shares issued pursuant to the Company’s employee stock purchase plan (the ESPP), respectively, for gross proceeds in each period of approximately $0.1 million. The ESPP was suspended indefinitely, effective December 16, 2022, and as of June 30, 2023 and December 31, 2022 there was no unrecognized share-based compensation expense related to the ESPP.

12.
Related Party Transactions

In the ordinary course of business, the Company has related party transactions with affiliates of a noncontrolling shareholder. The following tables present the Company’s activities with affiliates of the noncontrolling shareholders (in thousands):

	June 30, 2023	December 31, 2022
Balances:
Prepaid R&D expenses	$76	$14
Accounts payable	$58	$352
Accrued liabilities	$39	$99

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Activity:
Amounts paid	$158	$14	$510	$269
R&D expense recognized	$10	$289	$94	$469

As more fully described within the Securities Purchase Agreement subsection of Note 9, Shareholders’ Equity, during the second quarter of 2023 the Company entered into a securities purchase agreement with a significant shareholder, pursuant to which the Company issued 5,384,063 ADS for net proceeds of approximately $74.7 million.

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

Our primary focus is on the ADC modality and our two lead-ADC product candidates in clinical development: ARX788 and ARX517. ARX788 is an anti-HER2 ADC currently being investigated in multiple clinical trials for the treatment of HER2-positive metastatic breast cancer and gastric cancer, and ARX517 is an anti-prostate-specific membrane antigen, or PSMA, ADC currently being investigated in an ongoing first-in-human dose escalation and dose expansion Phase 1/2 clinical trial in patents with metastatic castration-resistant prostate cancer, or mCRPC, who are resistant or refractory to standard therapies.

Our most advanced product candidate, ARX788, is an anti-HER2 ADC currently being studied in breast, gastric and other solid tumor trials. In January 2021, we received “Fast Track Designation” from the U.S. Food and Drug Administration, or FDA, for ARX788 as a monotherapy for the treatment of HER2-positive metastatic breast cancer patients who have received one or more prior anti-HER2-based regimens in the metastatic setting. Our ACE‑Breast‑03 study, previously a large global Phase 2 study of patients with HER2-positive metastatic breast cancer whose disease is resistant or refractory to T-DM1, and/or T-DXd, and/or tucatinib-containing regimens, was amended to be a Phase 2 signal-finding study of approximately 45 HER2-positive patients in the post- or T-DXd (Enhertu™) metastatic breast cancer patient population in the United States and is currently screening patients for enrollment.

ARX788 is also currently being assessed in the I‑SPY 2 Trial as a single agent in patients with HER2-positive early-stage breast cancer in the neoadjuvant setting. The I‑SPY 2 Trial has tested over 20 unique investigational agents using the early surrogate efficacy endpoint of pathological complete response. Based on successful completion of an interim review, the I‑SPY 2 Trial agreed to continue enrollment for a total of up to 100 patients. For more information about the I‑SPY 2 Trial see https://www.ispytrials.org/i-spy-platform/i-spy2.

The most advanced trial related to ARX788, ACE-Breast-02, is a Phase 3 clinical trial for HER2-positive metastatic breast cancer being conducted in China by our partner, NovoCodex Biopharmaceuticals Ltd., or NovoCodex, a subsidiary of Zhejiang Medicine Co. Ltd. The primary endpoint of ACE‑Breast‑02 was progression free survival, or PFS, based on Blinded Independent Review Committee, or BIRC, assessment. An interim analysis was conducted by an Independent Data Monitoring Committee, or IDMC, when two-thirds (2/3) of the PFS events ocurred. The IDMC determined that the study met its pre-specified interim primary efficacy endpoint with statistical significance, demonstrating a greater PFS benefit compared to the control, and NovoCodex has submitted a communication application to seek marketing approval in China pending discussion with the China National Medical Products Administration, or NMPA.

Our ACE‑Pan‑Tumor‑01 is an ongoing Phase 1 dose escalation and expansion trial in the United States and Australia for patients who have various tumors with HER2 expression, including advanced HER2-positive and HER2-low expressing breast cancer. Certain preliminary results of this study have been submitted in abstract form to the San Antonio Breast Cancer Symposium, or SABCS, and we expect to present such results during SABCS in December 2023.

Our second most advanced ADC candidate, ARX517, is a fully humanized anti-PSMA ADC, currently being studied in first-in-human Phase 1/2 a clinical trial named APEX‑01 for the treatment of mCRPC. In July 2023, we received “Fast Track Designation” from the FDA for ARX517 as a potential treatment for patients with mCRPC upon progression on an androgen receptor pathway inhibitor.

APEX‑01 is a first-in-human multicenter, open-label Phase 1/2 dose escalation and dose expansion study. The primary objectives of the APEX‑01 study are to evaluate its safety and tolerability, and to determine a recommended Phase 2 dose. Secondary objectives include (a) measuring the radiographic and prostate specific antigen responses and the related pharmacokinetics, or PK, and (b) determining the preliminary activity of ARX517 in the treatment of prostate cancer. The dose escalation portion of APEX‑01 evaluated dose levels from 0.32 mg/kg (Cohort 1) to 2.88 mg/kg (Cohort 8) and we have begun dose expansion into a putative recommended Phase 2 dose, or RP2D, levels. Following dose expansion and after reviewing data from the Phase 1 dose escalation and dose expansion portion of the study, RP2D levels will be selected for evaluation in a Phase 2 study. We expect to report preliminary safety and efficacy data and PK data in October 2023 at the European Society for Medical Oncology Conference.

Within our ADC franchise, while not our primary focus, we are also developing another earlier-stage product candidate, ARX305, an anti-CD70 ADC for the treatment of renal cell carcinoma, or RCC, and other cancers. The investigational new drug application, or IND, for ARX305 received FDA clearance in February 2022. NovoCodex is our commercial and development partner in China for ARX305, where we may use data generated by NovoCodex to support our clinical development and regulatory filings.

Additionally, our IOC franchise consists of product candidates targeting broad immuno-oncology applications. These candidates include ARX102, a smart PEG-IL-2cytokine. Our partner, Sino Biopharmaceutical Limited has submitted its IND for ARX102 to the NMPA.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$1,123	$1,299	$(176)	(13.5%)
Operating expenses:
Research and development	14,393	18,062	(3,669)	(20.3%)
General and administrative	5,900	4,823	1,077	22.3%
Impairment of intangible assets	—	7,195	(7,195)	(100.0%)
Total operating expenses	20,293	30,080	(9,787)	(32.5%)
Loss from operations	(19,170)	(28,781)	9,611	(33.4%)
Other income (expense), net:
Investment income, net	1,428	223	1,205	540.4%
Interest income (expense), net	211	(11)	222	(2018.2%)
Other income (expense), net	10	(144)	154	(106.9%)
Total other income, net	1,649	68	1,581	2325.0%
Loss before provision for income taxes	(17,521)	(28,713)	11,192	(39.0%)
Provision for income taxes	(305)	(129)	(176)	136.4%
Net loss	$(17,826)	$(28,842)	$11,016	(38.2%)

Revenues

The following table summarizes our revenues for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Milestones	$1,100	$—	$1,100	—
Reimbursements	23	155	(132)	(85.2%)
Research and development services	—	589	(589)	(100.0%)
License fees	—	555	(555)	(100.0%)
Total revenues	$1,123	$1,299	$(176)	(13.5%)

During the three months ended June 30, 2023 and 2022, we recognized revenues of $1.1 million and $1.3 million, respectively, under our R&D Agreements. The decrease in revenues was primarily related to completion of our obligations under two of our R&D Agreements during 2022, which were offset in part by milestone revenue recognized upon achievement of a clinical development milestone.

Research and Development Expenses

The following table summarizes our research and development expenses for three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Direct costs:
Clinical programs	$5,446	$9,989	$(4,543)	(45.5%)
Preclinical programs	1,287	1,263	24	1.9%
Indirect costs:
Personnel and related costs	6,084	5,208	876	16.8%
Facility, depreciation, amortization and equipment related	1,576	1,602	(26)	(1.6%)
Total research and development expenses	$14,393	$18,062	$(3,669)	(20.3%)

Research and development expenses decreased by 20.3%, or $3.7 million primarily due to a $4.5 million decrease in direct costs associated with our clinical programs mainly related to our product candidate ARX788 and timing of manufacturing runs for our ongoing clinical programs. The increase in personnel costs was driven primarily by an increase in recruiting and hiring related fees, as we hired a number of key employees during the second quarter of 2023.

General and Administrative Expenses

General and administrative expenses increased by 22.3%, or $1.1 million, primarily due to higher compensation related costs of $1.2 million, including share-based compensation expense.

Impairment of Intangible Assets

During the second quarter of 2022, the Company received notification from Bristol-Myers Squibb Company related to our FGF-21 definite-lived intangible asset, which we acquired in July 2015. Due to the termination notice, and our determination that the definite-lived asset had no alternative future use, we concluded that the net carrying value of the asset was greater than its estimated fair value and therefore recorded an impairment charge of $7.2 million for the three months ended June 30, 2022.

Other Income (Expense), Net

During the three months ended June 30, 2023, other income (expense), net, was primarily related to investment income of $1.4 million, and interest income of $0.2 million primarily associated with certificates of deposit held by our Shanghai entity. Investment income increased from prior year by $1.2 million because prior to the second quarter of 2022 the Company’s cash and its cash equivalents were yielding an insignificant amount of interest and dividend income.

Provision for Income Taxes

Provision for income taxes increased from prior year by $0.2 million due primarily to withholding taxes associated with our ADS program.

Results of Operations for the Six Months Ended June 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$1,147	$2,912	$(1,765)	(60.6%)
Operating expenses:
Research and development	24,143	32,766	(8,623)	(26.3%)
General and administrative	12,206	9,393	2,813	29.9%
Impairment of intangible assets	—	9,660	(9,660)	(100.0%)
Total operating expenses	36,349	51,819	(15,470)	(29.9%)
Loss from operations	(35,202)	(48,907)	13,705	(28.0%)
Other income (expense), net:
Investment income, net	1,979	223	1,756	787.4%
Interest income (expense), net	401	(965)	1,366	(141.6%)
Other income (expense), net	72	(124)	196	(158.1%)
Total other income (expense), net	2,452	(866)	3,318	(383.1%)
Loss before provision for income taxes	(32,750)	(49,773)	17,023	(34.2%)
Provision for income taxes	(378)	(1,716)	1,338	(78.0%)
Net loss	$(33,128)	$(51,489)	$18,361	(35.7%)

Revenues

The following table summarizes our revenues for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Milestones	$1,100	$—	$1,100	—
Reimbursements	41	168	(127)	(75.6%)
Research and development services	6	1,297	(1,291)	(99.5%)
License fees	—	1,447	(1,447)	(100.0%)
Total revenues	$1,147	$2,912	$(1,765)	(60.6%)

During the six months ended June 30, 2023 and 2022, we recognized revenues of $1.1 million and $2.9 million, respectively, under our R&D Agreements. The decrease in revenue was primarily related to completion of our obligations under two of our R&D Agreements during 2022, which were offset in part by milestone revenue recognized upon achievement of a clinical development milestone.

Research and Development Expenses

The following table summarizes our research and development expenses for six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Direct costs:
Clinical programs	$8,803	$16,446	$(7,643)	(46.5%)
Preclinical programs	2,171	2,668	(497)	(18.6%)
Indirect costs:
Personnel and related costs	9,989	10,374	(385)	(3.7%)
Facility, depreciation, amortization and equipment related	3,180	3,278	(98)	(3.0%)
Total research and development expenses	$24,143	$32,766	$(8,623)	(26.3%)

Research and development expenses decreased by 26.3%, or $8.6 million primarily due to a $8.1 million decrease in direct costs associated with our clinical programs mainly related to our product candidate ARX788 and related reprioritization efforts initiated in the fourth quarter of 2022, timing of manufacturing runs for our ongoing clinical programs, and a $0.4 million decrease in personnel costs primarily resulting from decreased headcount as a result of our reduction in force in the fourth quarter of 2022, offset in part by an increase in recruiting and hiring related fees, as we hired a number of key employees during the second quarter of 2023.

General and Administrative Expenses

General and administrative expenses increased by 29.9%, or $2.8 million, primarily due to a $1.6 million increase in personnel costs, including share-based compensation expense, and higher legal and administrative costs of $1.2 million associated with corporate projects and facilities costs.

Impairment of Intangible Assets

During the six months ended June 30, 2022, we received notices of termination from Bristol-Myers Squibb Company related to our Relaxin and FGF-21 definite-lived intangible assets, which we acquired in July 2015. Due to the termination notices, and our determination that the definite-lived intangible asset had no alternative future use, we concluded that the net carrying value of the assets was greater than its estimated fair value and therefore recorded impairment charges of $9.7 million for six months ended June 30, 2022.

Other Income (Expense), Net

During the six months ended June 30, 2023, other income (expense), net, increased by $3.3 million. Investment income increased from prior year by $1.8 million because prior to the second quarter of 2022 the Company’s cash and its cash equivalents were yielding an insignificant amount of interest and dividend income. Interest income, net, of $0.4 million during the current year was primarily associated with certificates of deposit held by our Shanghai entity, whereas interest expense, net, of $1.0 million during the prior year resulted primarily from borrowings made pursuant a short-term bridge loan in connection with our corporate restructure in 2021, which was issued and repaid during the first quarter of 2022.

Provision for Income Taxes

Provision for income taxes decreased from prior year by $1.3 million due primarily to a one-time tax accrual of $1.4 million during 2022 associated with a capital reduction in our Shanghai entity with no similar accrual during the current year.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had cash, cash equivalents and marketable debt securities, available for sale, or MDS, of $235.1 million. Based on our current operating plan, we believe our existing cash, cash equivalents and MDS will enable us to fund our operating expenses and capital requirements for at least the next 12 months from the date of this Quarterly Report on Form 10‑Q.

On May 23, 2023, we entered into a securities purchase agreement with a related party, pursuant to which we were able to offer and sell 37,688,441 ordinary shares (5,384,063 ADS) at a selling price of $1.99 per ordinary share ($13.93 per ADS), for gross proceeds of approximately $75.0 million, less expenses of approximately $0.3 million, for net proceeds of approximately $74.7 million. There were no underwriting or placement agent fees associated with this offering. The offering price of $13.93 per ADS, was based on the 5‑day trailing variable weighted-average price of our ADSs immediately prior to the agreement date. Upon the satisfaction of all closing conditions, the offering closed on June 27, 2023.

Since inception, we have invested most of our resources in the development of our product candidates, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing support for our operations. To date we have funded our operations through public and private placements of equity securities and upfront milestone payments. Through June 30, 2023, we have raised aggregate gross proceeds of $563.0 million from private and public offerings, including an at-the-market program and registered direct offering as described more fully in Note 9 - Shareholders’ Equity, and we have received an aggregate of $287.0 million in payments from our collaborators. Since our inception, we have incurred net losses and negative cash flows from our operations. Substantially all of our losses have resulted from funding our research and development programs and general and administrative costs associated with our operations. We incurred net losses of $33.1 million, and $51.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $324.8 million and $291.6 million, respectively. Our operating activities used $26.1 million and $40.2 million of cash outflows during the six months ended June 30, 2023 and 2022, respectively.

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future.

We expect to fund our long-term anticipated operating and capital expenditure requirements through public and private offerings of our ADSs and ordinary shares.

Capital Requirements

As of June 30, 2023, we have the following potential purchase obligations for which the timing and/or likelihood of occurrence is unknown; however, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating activities	$(26,117)	$(40,195)
Investing activities	38,735	(64,204)
Financing activities	159,871	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	$172,489	$(104,433)

Net Cash Used In Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities of $26.1 million consisted of a net loss of $33.1 million, partially offset by $6.6 million in adjustments for non-cash items and $0.4 million of cash used by net working capital changes primarily related to the funding of our research and development activities, regulatory and other clinical trial costs.

During the six months ended June 30, 2022, net cash used in operating activities of $40.2 million consisted of a net loss of $51.5 million, and $4.1 million of cash used by net working capital changes, partially offset by $15.4 million in adjustments for non-cash items primarily related to the funding of our research and development activities, regulatory and other clinical trial costs related to ARX788.

Net Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities consisted of cash inflows of $54.3 million and $25.9 million related to sales and maturities of MDS, respectively, partially offset by $40.6 million for purchases of MDS and $0.8 million for the purchase of property and equipment to support our preclinical and clinical development activities.

During the six months ended June 30, 2022, net cash used in investing activities consisted of $63.3 million related to purchases of MDS, and $0.9 million for the purchase of property and equipment to support our preclinical and clinical development activities.

Net Cash Provided By (Used in) Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities consisted of $77.8 million in net proceeds from the issuance of our ordinary shares pursuant to an at-the-market offering that was completed during the first quarter of 2023, $75.0 million in net proceeds from the issuance of our ordinary shares pursuant to a securities purchase agreement with a related party that closed on June 27, 2023, and $8.0 million in proceeds from exercises of stock options. These cash inflows were partially offset by $0.9 million in payments under our financed directors and officers financing agreement.

During the six months ended June 30, 2022, net cash used in financing activities was not significant. However, we borrowed and repaid a short-term bridge loan during the first quarter of 2022 in the amount of $166.0 million, which resulted in approximately $1.0 million of interest expense being recognized during the six months ended June 30, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates in our Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report.

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

During the six months ended June 30, 2022, we recorded intangible asset impairment charges of $9.7 million as described under Impairment of intangible assets, above. There were no impairment charges recognized during the six months ended June 30, 2023.

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

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission, or SEC’s, rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023. There were no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2023 and 2022, our net loss was $33.1 million and $51.5 million, respectively. We expect that it will be several years, if ever, before we have a product candidate that will achieve regulatory approval and be commercialized. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

As of June 30, 2023, we had cash, cash equivalents and marketable debt securities, available-for-sale, or MDS, of $235.1 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and MDS will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10‑Q.

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

*We recently engaged in a strategic reprioritization of our product pipeline. Such strategic reprioritization may cause us to expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success and could harm our future business prospects.

On October 18, 2022, we announced a reprioritization of our product pipeline after conducting a strategic assessment that considered our cash runway and our product pipeline near term value creation opportunities, among other factors. As a result of our assessment, we paused the internal development of ARX788 and, among other potential activities, planned to seek development partners to further its development outside of China. In the first quarter of 2023, we decided to conduct a signal-finding study in the post-Enhertu metastatic breast cancer population. We also paused the development of our preclinical product candidate, ARX822. As part of the reprioritization and reconsideration in the first quarter of 2023, we are focusing on strengthening our current partnerships, while pursuing internal development of ARX788. In parallel, we are internally developing our earlier stage programs, including ARX517, where we believe we offer a first-in-class or best-in-class approach. Finally, as part of this strategic update, we streamlined our organization with a reduction in force in the fourth quarter of 2022 to improve efficiency and to reprioritize our development pipeline to focus on oncology assets with the greatest potential and strong competitive profiles.

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

*We rely on third parties, including sole source vendors and vendors in China, for the manufacturing and supply of certain of our product candidates for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

We do not have any manufacturing facilities. We produce relatively small quantities of product for evaluation in our research programs in our laboratory. We rely on third parties for the manufacture of a portion of our product candidates for preclinical testing and all of our product candidates for clinical testing and we will continue to rely on such third parties for commercial manufacture if any of our product candidates are approved. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Currently, our drug raw materials for our manufacturing activities are supplied by multiple source suppliers. In addition, we rely on vendors in foreign jurisdictions, including China for the manufacture of certain portions of our product candidates. If this supply is interrupted for business or geopolitical reasons, the development of our product candidates could be materially delayed. Any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming. Currently, we have agreements for the supply of drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business.

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

*If the market opportunities for any of our product candidates are smaller than we believe they are, our potential revenue may be adversely affected, and our business may suffer.

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

*We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.

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

There are many companies pursuing a variety of approaches to protein conjugations and modifications. Multiple companies, including larger and more established companies, are pursuing traditional approaches that rely upon natural amino acids, usually a cysteine or lysine, as a conjugation site. Another approach looks to modify the sugar residues of naturally occurring amino acids. Our approach is to encode a non-natural amino acid at optimized positions within the proteins, and Sutro Biopharma, Synthorx Inc. and other early-stage companies also use this approach. Other companies using ADCs to target innate immune receptors include, but are not limited to, Actym

Therapeutics, Mersana Therapeutics, Bolt Biotherapeutics, and Takeda Pharmaceuticals. Immunotherapy and validated pathway approaches are further being pursued by many smaller biotechnology companies as well as larger pharmaceutical companies. We face competition from companies that offer validated pathway therapy treatments and continue to invest in innovation in the ADC field, including but not limited to AbbVie, ADC Therapeutics, Astellas Pharma, AstraZeneca, BioAtla, Byondis, Celldex Therapeutics, CytomX Therapeutics, Daiichi Sankyo, Eli Lilly and Company, GlaxoSmithKline, Genmab, ImmunoGen, Immunomedics, MacroGenics, Millennium Pharmaceuticals, MorphoSys AG, Novartis, Pfizer, Pieris Pharmaceuticals, Puma, Roche, Sanofi, SeaGen, Spectrum Pharmaceuticals, Sutro Biopharma, VelosBio and Zymeworks.

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

Risks Related to Our In-Licenses and Other Strategic Agreements

*We are currently party to certain in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our platform technologies and resulting product candidates. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these technologies or both, which would adversely affect our business and prospects.

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. For example, we have exclusively licensed certain patent rights from The Scripps Research Institute, or TSRI, related to various aspects of our platform technology. If we fail to comply with the obligations under our license agreements, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the product candidates being developed under any such agreement.

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

In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. We may also face expensive and consuming litigation with respect to the determination of any royalty payments that may or may not be owed with respect to our future products. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant research programs or product candidates. We may also enter into licensing agreements regarding certain technology that is necessary to commercialize our product candidates and execute our business strategy and such licenses may be deemed invalid with respect to such technology. As a result of the foregoing, our business, financial condition, results of operations and prospects could suffer a material adverse effect.

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

As of June 30, 2023, we had 79 employees. As we advance our research and development programs, we will be required to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a U.S. patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension, or PTE, based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Furthermore, our patents covering certain components of our product candidates may expire prior to the commercialization of our product candidates or soon thereafter. As a result, third parties may be able to utilize these components of our products after expiration of these patents. For example, our initial non-natural pAF amino acid patent estate expires in 2025. However, our subsequent patent families, which cover our product candidates as ADCs or immuno-oncology conjugates, and which also incorporate the non-natural pAF amino acid, expire between 2032 and 2039.

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

Risks Related to Our Securities and Our Status as a Public Company

*As of January 1, 2023, we began reporting as a United States domestic issuer and will no longer take advantage of the benefits of being considered a “foreign private issuer”. which will likely result in additional costs and expenses for us.

As of January 1, 2023, we were required to adjust our disclosure and reporting to comply with the requirements for domestic U.S. companies due to losing our status as a “foreign private issuer” during fiscal year 2022. As of June 30, 2023, we qualified as a “foreign private issuer” but have chosen not to take advantage of the benefits thereof. As a result:

•
we will continue to report on forms that are applicable to U.S. companies, such as Forms 10‑K, 10‑Q and 8‑K, rather than the forms formerly used by us, such as Forms 20‑F and 6‑K;
•
we will continue to hold annual meetings of our shareholders and will be required to file a definitive proxy statement that is in compliance with Schedule 14A;
•
we will no longer make use of the shelf registration statement on Form F-3 that was declared effective on August 5, 2022, but will continue to be able to use the shelf registration on Form S‑3 that was declared effective on May 2, 2023;
•
if we engage in capital raising activities, there is a higher likelihood that investors may require us to file resale registration statements with the SEC as a condition to any such financing; and
•
we may be required to modify certain of our policies to comply with accepted governance practices associated with U.S. domestic issuers, to the extent such policies have not already been modified to be considered in compliance with such governance practices.

We expect that ongoing compliance with these additional requirements will increase our legal and audit fees which in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of electing to be subject to the “domestic issuer” reporting and disclosure requirements:

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

*The concentration of our share ownership with insiders will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring shareholder approval.

A small number of investors together beneficially own a significant amount of our outstanding ordinary shares or ADSs representing our ordinary shares. As a result, these shareholders, acting together, will have significant influence over matters that require approval by our shareholders, including matters such as adoption of shareholder proposals, declarations of dividends, the appointment and dismissal of directors, capital increases, amendment to our amended and restated memorandum and articles of association and approval of significant corporate transactions. Actions by such significant shareholders might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control or merger of our company that other shareholders may view as beneficial. As a result, the concentration of our share ownership with insiders will likely limit your ability to influence any corporate matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Equity Securities

On April 20, 2023 and April 24, 2023, the Company issued an aggregate of 120,000 ordinary shares (the “Ordinary Shares”) to certain service providers in exchange for services. The Company issued the Ordinary Shares in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The documents listed below are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect.	S-8	333-257264	4.1	June 22, 2021
3.2*	Notice of Changes to Memorandum and Articles of Association of the Registrant, dated June 14, 2023.
4.1	Deposit Agreement between the Registrant and JP Morgan Chase Bank, N.A., as depositary and holders and beneficial owners of the American Depositary Shares.	S-8	333-257264	4.4	June 22, 2021
4.2	Form of American Depositary Receipt (included in Exhibit 4.2).	F-1	333-256639	4.3	May 28, 2021
4.3*	Description of Securities Registered Under Section 12 of the Exchange Act.
4.4*	Registrant’s Specimen Certificate for Ordinary Shares.
4.5	Shareholders Agreement, dated November 6, 2020, by and among the Registrant and the investors named therein.	F-1	333-256639	4.4	May 28, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference Herein
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AMBRX BIOPHARMA INC.

Date: August 9, 2023	By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President and Chief Executive Officer (Principal Executive Officer)